Form 10QSB
period 2007-09-30
AFH Holding IV, Inc.
filed 2008-02-22
CIK 1406979

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52850

AFH Holding IV, Inc.
(Name of Small Business Issuer in its charter)

Delaware
26-1365243
(State or other jurisdiction
of
(I.R.S. employer
incorporation or formation)
identification number)

9595 Wilshire Blvd.
Suite 900
Beverly Hills, CA 90212
 (Address of principal executive offices)

Issuer's telephone
number:                                                (310) 300-3431
Issuer's facsimile
number:                                                  (310) 300-3412

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
AFH Holding IV, Inc.
9595 Wilshire Blvd.,  Suite 900
Beverly Hills, CA 90212

Check whether the issuer (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act
during the preceding 12 months (or for such shorter
period that the issuer was required to file such reports),
and (2) has been subject to such filing requirements for
the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 5,000,000 shares of common stock.



Item 1.                      Financial Statements.

AFH HOLDING IV, INC.

FINANCIAL STATEMENTS
(Unaudited)

September 30, 2007

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)


Page


Financial Statements:



     Balance Sheet
F-1


     Statements of Operations
F-2


     Statements of Stockholder's Equity
F-3


     Statements of Cash Flows
F-4


Notes to Financial Statements
F-5 - F-
7



















- 2 -

Table of Contents

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)



September
30, 2007



(Unaudited)





ASSETS









Total assets

$
--






LIABILITIES AND
STOCKHOLDER'S EQUITY









Commitment and contingencies

$
--






Stockholder's equity:









Preferred stock, $.001 par value,




authorized 20,000,000 shares, none
issued


--






Common stock, $.001 par value,




authorized 100,000,000 shares,




5,000,000 issued and outstanding


5,000






Additional paid in capital


--






Deficit accumulated during the
development stage


(5,000)






Total stockholder's equity


--






Total liabilities and stockholder's
equity


--








$
--



The accompanying notes are an integral part of these financial statements


F-1

- 3 -


Table of Contents

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
OPERATIONS
(Unaudited)

Income

For the
three
months
ended 30-
Sep-07


For the
period 16-
Apr-07
(Inception)
through
30-Sep-07








Revenue

$
--


$
--

Expenses

$
--


$
--

General and
Administrative

$
--


$
5,000

Total Expenses

$
--


$
-5,000

Net Loss


--



-5,000

Net loss per share (basic
and diluted)

$
(.00
)

$
(.00
)
Weighted average
shares outstanding
(basic and diluted)


5,000,000



5,000,000



The accompanying notes are an integral part of these financial statements


F-2




















- 4 -

Table of Contents

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
STOCKHOLDER'S EQUITY
For the period from April 16, 2007 (Inception) to
September 30, 2007
(Unaudited)



Common Stock

Additio
nal
Paid-in
Capital


Deficit
accumula
ted


Total
















Shares


Amou
nt


























Issuance of
Common Stock













Balanc
e April
16,
2007


0



0



0



0



0

Shares
issued
in Lieu
of
Servic
es,
April
16,
2007


5,000,0
00


$
5,000


$
0


$
0


$
5,00
0






















Net
Loss













$
(5,000
)

$
(5,00
0
)
Balance Septem
ber 30, 2007




















5,000,0
00


$
5,000


$
0


$
(5,000
)


0



The accompanying notes are an integral part of these financial statements


F-3



















- 5 -

Table of Contents

AFH HOLDING IV, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF
CASH FLOWS
(Unaudited)



For the
period
April 16,
2007
(Inception)
through
September
30, 2007





Cash flows from operating activities



Net Loss

$
(5,000
)
Shares issued in lieu of Services


5,000






Cash flows used in operating
activities


--






Net increase in cash


--






Cash, beginning of period


--






Cash, end of period

$
--






SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:




Cash paid during the period for:




Interest


--

Income taxes


--



The accompanying notes are an integral part of these financial statements


F-4











- 6 -

Table of Contents

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED
FINANCIAL STATEMENTS
September 30, 2007

NOTE 1 - ORGANIZATION AND SIGNIFICANT
ACCOUNTING POLICIES

Nature of Operations

AFH Holding IV, Inc. ("the Company") was incorporated in the State of Delaware on April 16, 2007 and has been inactive since inception. The company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. It is currently in its development stage.

As a blank check company, the Company's business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has identified an undisclosed potential target company for a possible business combination. The Company is currently engaged in preliminary negotiations with the target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company's management, are necessary to present fairly the Company's financial position as of September 30, 2007, the results of its operations for the three months ended September 30, 2007, and from the date of inception (April 16, 2007) through September 30, 2007, and cash flows from the date of inception (April 16, 2007) through September 30, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period of April 16, 2007 (inception) to September 30, 2007 are not necessarily indicative of the results to be expected for the full year's operation.

NOTE 2 - SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage
Enterprise" as set forth in Financial Accounting
Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.
F-5

- 7 -

Table of Contents

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Basic Earnings (Loss) Per Share

In February 1997, the FASB issued SFAS No. 128,
"Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB
No. 15, and requires the presentation of basic earnings
(loss) per share and diluted earnings (loss) per share.
The Company has adopted the provisions of SFAS No.
128.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of the financial statements, the Company has identified an undisclosed potential target company for a possible business combination. The Company is currently engaged in preliminary negotiations with the target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company's shareholder shall fund the Company's activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

NOTE 4 - SHAREHOLDER'S EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

   -   Common stock, $ 0.001 par value: 100,000,000
shares authorized;
       5,000,000 shares issued and outstanding;

   - Preferred stock, $ 0.001 par value: 20,000,000 shares authorized; but not issued and outstanding.

F-6

Table of Contents


Item 2.                      Management's Discussion and
Analysis or Plan of Operation.

Plan of Operation

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue
Code of 1986, as amended. As of the date of this report, the Company has identified an undisclosed potential target company for a possible business combination. The Company is currently engaged in preliminary negotiations with the target company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation
D. There is no assurance the Company would obtain any such equity funding.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

Table of Contents

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to
September 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources

At September 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited.
Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company and/or shareholders will supervise the search for target companies as potential candidates for a business combination. The Company and/or shareholders may pay as their own expenses any costs incurred in supervising the search for a target company.
The Company and/or shareholders may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2007. Based on that evaluation, the principal executive and financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

Table of Contents

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity
Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote
of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.


*3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007.



*3.2

By-Laws



31.1

 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



31.2

Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002



32.1

 Certification pursuant to Section 906 of Sarbanes
Oxley Act of 2002

* Filed as an exhibit to the Company's Registration
Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 5, 2007, and incorporated herein by this reference.

Table of Contents


SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: February 15, 2008
AFH Holding IV, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President


































Exhibit 31.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE
SARBANES-OXLEY ACT OF 2002


I, Amir F. Heshmatpour, certify that:

1. I have reviewed this Form 10-QSB of AFH Holding
IV, Inc. (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a)           Designed such disclosure controls
and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b)           Designed such internal control over
financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c)           Evaluated the effectiveness of the
small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: February 15, 2008

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President (Principal executive
officer)












































Exhibit 31.2
CERTIFICATION OF
CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE
SARBANES-OXLEY ACT OF 2002


I, Amir F. Heshmatpour, certify that:

1. I have reviewed this Form 10-QSB of AFH Holding
IV, Inc. (the "Company");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a)           Designed such disclosure controls
and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b)           Designed such internal control over
financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c)           Evaluated the effectiveness of the
small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated: February 15, 2008

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President (Principal financial
officer)











































Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

       In connection with the accompanying
Quarterly Report On Form 10-QSB of AFH Holding
IV, Inc. (the "Company") for the quarter ending
September 30, 2007, I, Amir F. Heshmatpour, President of the Company hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

       1. Such Quarterly Report on Form 10-QSB for the quarter ending September 30, 2007, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in such Quarterly
Report on Form 10-QSB for the quarter ending
September 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: February 15, 2008

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President (Principal executive
and financial officer)