Form 10QSB
period 2008-03-31
AFH Holding IV, Inc.
filed 2008-05-15
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52850

AFH Holding IV, Inc.
(Name of Small Business Issuer in its charter)

Delaware	26-1365243
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 939
Beverly Hills, CA 90212
 (Address of principal executive offices)

Issuer’s telephone number:                                                (310) 300-3431
Issuer’s facsimile number:                                                  (310) 300-3412

No change
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 15, 2008: 5,000,000 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis or Plan of Operation	2
Item 3.	Controls and Procedures	3

PART II - OTHER INFORMATION		4
Item 1.	Legal Proceedings	4
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 5.	Other Information	4
Item 6.	Exhibits

SIGNATURES

Item 1.                      Financial Statements.

AFH HOLDING IV, INC.

FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholder’s Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

March 31, 2008
(Unaudited)

ASSETS

Total assets	$--

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitment and contingencies	$--

Stockholder's equity:

Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued	--

Common stock, $.001 par value,
authorized 100,000,000 shares,
5,000,000 issued and outstanding	$5,000

Additional paid in capital	2,021

Deficit accumulated during the development stage	(7,021)

Total stockholder's equity	--

Total liabilities and stockholder's equity	$--

--

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the three months ended March 31, 2008	For the period 16-Apr-07 (Inception) through March 31, 2008

Revenue	$--	$--
Expenses	--	--
General and Administrative	--	(7,021)
Net (Loss)	$--	$(7,021)

Basic and Diluted (Loss) Per Share	$(.00)	$(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF STOCKHOLDER’S EQUITY
For the period from April 16, 2007 (Inception) to March 31, 2008
(Unaudited)

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Deficit accumulated
Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of expenses paid	5,000,000	$5,000	$0	$0	$5,000

Net Loss				(7,021)	(7,021)
Contributed Capital for Services			2,021		2,021
Balance at March 31, 2008	5,000,000	$5,000	$2,021	$(7,021)	$0

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2008	For the period April 16, 2007 (Inception) through March 31, 2008

Cash flows from operating activities
Net Loss	$--	$(7,021
Shares issued in lieu of expenses paid	--	5,000

Contributed Capital For Services	--	2,021

Cash flows used in operating activities	--	--

Net increase in cash	--	--

Cash, beginning of period	--	--

Cash, end of period	$--	$--

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	--	--
Income taxes	--	--

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

AFH HOLDING IV, INC., a development stage company (the “Company”), was incorporated in the State of Delaware on April 16, 2007. The Company is 100% owned by AFH Holding and Advisory, LLC. The financial statements presented represent only those transactions of AFH Holding IV, Inc. The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has identified an undisclosed potential target company for a possible business combination.  The Company is currently engaged in preliminary negotiations with the target company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of March 31, 2008, the results of its operations for the three months ended March 31, 2008, and from the date of inception (April 16, 2007) through March 31, 2008, and cash flows from the date of inception (April 16, 2007) through March 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States.

New Accounting Pronouncements:

Management does not believe any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended March 31, 2008 of $7,021. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

NOTE 4 - SHAREHOLDER'S EQUITY

Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

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

Item 2.                      Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Overview

AFH Holding IV, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Delaware on April 16, 2007, and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 939, Beverly Hills, CA 90212. Since the Company’s inception, it has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on October 5, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. Since the effective date of the Company’s Form 10-SB, the Company has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

Liquidity and Capital Resources

At March 31, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.                      Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

No.:	Description:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Dated: May 15, 2008
AFH Holding IV, Inc. (Registrant)

	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President (Principal Executive Officer) (Principal Financial Officer)