Form 10-Q
period 2008-06-30
AFH Holding IV, Inc.
filed 2008-08-14
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

N/A
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2008: 5,077,500 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3. Item 4T.	Quantitative and Qualitative Disclosures About Market Risk Controls and Procedures

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A. Item 2.	Risk Factors Unregistered Sale of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

AFH HOLDING IV, INC.

FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INDEX TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholder’s Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED BALANCE SHEET
JUNE 30, 2008
(Unaudited)

June 30, 2008
(Unaudited)

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Commitment and contingencies	$-

Stockholder's equity:

Preferred stock, $.001 par value,
authorized 20,000,000 shares, none issued	-

Common stock, $.001 par value,
authorized 100,000,000 shares,
5,000,000 issued and outstanding	$5,000

Additional paid in capital	2,021

Deficit accumulated during the development stage	(7,021)

Total stockholder's equity	-

Total liabilities and stockholder's equity	$-

-

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the six months ended June 30, 2008	For the three months ended June 30, 2008	For the period of April 16, 2007 (Inception) through June 30, 2007		For the period 16-Apr-07 (Inception) through June 30, 2008

Revenue	$-	$--	$--		$--
Expenses	$-	--	--		--
General and Administrative	$-	--	(5,000)		$(7,021)
Total Expenses	$-	$--	$(5,000)	$	$ (7,021)

Basic and Diluted (Loss) Per Share	$(.00)	$(.00)	$(.00)	$	$ (.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF STOCKHOLDER’S EQUITY
For the period from April 16, 2007 (Inception) to June 30, 2008
(Unaudited)

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Deficit accumulated
Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of expenses paid	5,000,000	$5,000	$0	$0	$5,000

Net Loss at December 31, 2007				(7,021)	(7,021)
Contributed Capital for Services			2,021		2,021
Balance at June 30, 2008	5,000,000	$5,000	$2,021	$(7,021)	$0

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(a Development Stage Enterprise)
INTERIM AND UNAUDITED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2008	For the period April 16, 2007 (Inception) through June 30, 2007	For the period April 16, 2007 (Inception) through June 30, 2008

Cash flows from operating activities
Net Loss	-	$(5,000)	$(7,021
Shares issued in lieu of expenses paid	-	5,000	5,000

Contributed Capital For Services	-	-	2,021

Cash flows used in operating activities	-	-	-

Net increase in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
NOTES TO INTERIM AND UNAUDITED FINANCIAL STATEMENTS
June 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of June 30, 2008, the results of its operations for the three and six months ended June 30, 2008, and from the date of inception (April 16, 2007) through June 30, 2008, and cash flows for the six months ended June 30, 2008 from the date of inception (April 16, 2007) through June 30, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended June 30, 2008 of $7,021. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

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

GOING CONCERN

The financial statements included in this Quarterly Report have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended June 30, 2008 of $7,021. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 16, 2007 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Expenses incurred since inception are primarily due to legal, accounting and other professional service fees.

Liquidity and Capital Resources

At June 30, 2008, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A.

Item 4T.                      Controls and Procedures.

Evaluation of Controls and Procedures.

The management of the Company, including the principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2008. Based on that evaluation, the principal executive and financial officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our chief executive and financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A. Risk Factors.

N/A.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

Exhibit No.	Description

31.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding IV, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding IV, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding IV, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding IV, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 14, 2008

AFH Holding IV, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President
(Principal Executive Officer)
(Principal Financial Officer)

Exhibit No.	Description

31.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding IV, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding IV, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer of AFH Holding IV, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Amir F. Heshmatpour, the Principal Financial Officer of AFH Holding IV, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002