Form 10-Q
period 2008-09-30
AFH Holding IV, Inc.
filed 2008-11-14
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52850

AFH HOLDING IV, INC.
(Name of Small Business Issuer in its charter)

Delaware	26-1365023
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 939
Beverly Hills, CA 90212
 (Address of principal executive offices)

Issuer’s telephone number:	(310) 300-3431
Issuer’s facsimile number:	(310) 300-3412

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 14, 2008, there were 1,500,000 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Page

Financial Statements:

Balance Sheet	F−1

Statements of Operations	F−2

Statements of Stockholder’s Equity	F−3

Statements of Cash Flows	F−4

Notes to Financial Statements	F-5 - F-6

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
BALANCE SHEET
SEPTEMBER 30, 2008
(Unaudited)

	September 30, 2008	December 31, 2007
(Unaudited)

ASSETS

Total assets	$—		$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

Commitment and contingencies	$—		$—

Stockholders’ equity:
Preferred stock, $.001 par value, authorized 20,000,000 shares, none issued	—		—
Common stock, $.001 par value, authorized 100,000,000 shares, 1,500,000 issued and outstanding	1,500		5,000
Additional paid in capital	2,021		2,021
Deficit accumulated during the development stage	(7,021)		(7,021)
Total stockholders’ equity	—		—
Total liabilities and stockholders’ equity	—		—
	$	$

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

Income	For the nine months ended September 30, 2008	For the three months ended September 30, 2008	For the period of April 16, 2007 (Inception) through September 30, 2007	For the three months ended Septembe30, 2007	For the period 16- Apr-07 (Inception) through September 30, 2008

Revenue	$-	$—	$—	-	$—
Expenses	$-	—	—	-	—
General and Administrative	$-	—	(5,000	-)	$(7,021)
Total Expenses	$-	$—	$(5,000	-)	$(7,021)
Net Loss			(5,000)	-	(7,021)
Basic and Diluted (Loss) Per Share	$(.00)	$(.00)	$(.00	(.00)	$(.00)
Weighted average shares outstanding (basic and diluted)	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDER’S EQUITY
For the period from April 16, 2007 (Inception) to September 30, 2008
(Unaudited)

	Common Stock				Total
	Shares	Amount	Additional Paid-in Capital	Deficit accumulated
Issuance of Common Stock
Balance April 16, 2007	0	0	0	0	0
Shares issued in Lieu of expenses paid	5,000,000	$5,000	$0	$0	$5,000

Net Loss at December 31, 2007				(7,021)	(7,021)
Contributed Capital for Services			2,021		2,021
Balance at December 31, 2007 and September 30, 2008	5,000,000	$5,000	$2,021	$(7,021)	$0

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(a Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2008	For the period April 16, 2007 (Inception) through September 30, 2007		For the period April 16, 2007 (Inception) through September 30, 2008

Cash flows from operating activities
Net Loss	—		$(5,000)	$(7,021)

Shares issued in lieu of expenses paid	—		5,000	5,000

Contributed Capital For Services	—			2,021

Cash flows used in operating activities	—			—

Net increase in cash	—			—

Cash, beginning of period	—			—

Cash, end of period	—	$		$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	—			—
Income taxes	—			—

The accompanying notes are an integral part of these financial statements

AFH HOLDING IV, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

General

The accompanying unaudited financial statements include all adjustments of a normal and recurring nature, which, in the opinion of Company’s management, are necessary to present fairly the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and from the date of inception (April 16, 2007) through September 30, 2008, and cash flows for the nine months ended September 30, 2008 from the date of inception (April 16, 2007) through September 30, 2007 and 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year’s operation.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended September 30, 2008 of $7,021. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company has had no revenue and has incurred accumulated net losses from April 16, 2007 (inception) through the period ended September 30, 2008 of $7,021. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

At September 30, 2008, the Company had an accumulated deficit of $7,021 compared to $0 at December 31, 2007, and there is doubt as to the Company’s ability to continue as a going concern.

For the three and nine month periods ending September 30, 2008 and 2007, and for the period from April 16, 2007 (Inception) to September 30, 2008, the Company had no activities that produced revenues from operations.

For the three month periods ended September 30, 2008 and 2007, the Company had a net loss of $0, respectively. From the Company’s date of inception (April 16, 2007) to September 30, 2008, the Company had a net loss of $7,021, compared to a net loss of $5,000 from the Company’s date of inception to September 30, 2007. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on October 5, 2007.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, the Company had total assets of $0 and $0 respectively. At September 30, 2008 and December 31, 2007, the Company had no liabilities.

The Company does not have the capital resources to fund its operations for the next 12 months. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, if at all, the Company may not be able to implement its plan of operations.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet websites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates may be obligated to pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. The Company inte4nds to make payments if a business combination occurs, which may consist of cash or a portion of the stock in the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T.                      Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

The Company is not a party to any legal proceeding nor has any knowledge of any pending claim.

Item 1A. Risk Factors.

N/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                      Defaults upon Senior Securities.

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

None

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

Dated: November 14, 2008

AFH Holding IV, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour, President
(Principal Executive Officer)
(Principal Financial Officer)