Form 10-K
period 2008-12-31
AFH Holding IV, Inc.
filed 2009-04-15
CIK 1406979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52850

AFH HOLDING IV, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1365023
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 939
Beverly Hills, CA 90212
(Address of principal executive offices)

Issuer’s telephone number:	(310) 300-3431
Issuer’s facsimile number:	(310) 300-3412

N/A
(Former name, former address and former
fiscal year, if changed since last report)
Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is currently no market for any of our securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of April 15, 2009, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of THE Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

ITEM 1. BUSINESS

(a)	Business Development

AFH Holding IV, Inc. (the “Registrant”) was incorporated on April 16, 2007 in the State of Delaware for the purpose of conducting a public distribution of securities (the Proposed Distribution) and then effecting a merger, acquisition or other business combination transaction (Business Combination) with an unidentified privately-held company (a Target). We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Registrant.

On October 5, 2007, the Registrant voluntarily filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form 10-SB therein registering the Registrant’s common stock, par value $0.001 per share, under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Form 10-SB went effective by operation of law 60 days after the filing date, and since such date, the Registrant has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000.

(b)	Business of Issuer

The Registrant, based on proposed business activities, is a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The SEC defines those companies as “any development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Registrant intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Registrant was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Registrant’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Registrant will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, not one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will consummate a transaction through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances, the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Registrant, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees. Our officers and directors contribute their services to the Registrant and are engaged in outside business activities and anticipate that they will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c)	Reports to security holders.

1)	The Registrant files reports with the SEC. The Registrant is a reporting company and complies with the requirements of the Exchange Act.

2)	The Registrant delivers its annual and quarterly reports to its security holders.

3)
The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Employees

The Registrant currently has no employees.

ITEM 1A. RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

AN INVESTMENT IN THE REGISTRANT IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the Registrant that will be entitled to proceed with the proposed transaction.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE REGISTRANT HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Registrant’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the Registrant acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE REGISTRANT MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

 OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE REGISTRANT INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock and up to 20,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

OUR STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE REGISTRANT TO REPURCHASE ITS SHARES OF COMMON STOCK.

In order to provide an interest in the Registrant to a third party, our stockholders may choose to cause us to sell our securities to third parties, with the proceeds of such sale being utilized by us to repurchase shares of common stock held by our stockholders. As a result of such transaction, our management, stockholders and Board of Directors may change.

THE REGISTRANT HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS; OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Registrant to further its business strategy.

OUR CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF UP TO 5,000,000 SHARES OF PREFERRED STOCK WITH DESIGNATIONS, RIGHTS AND PREFERENCES DETERMINED FROM TIME TO TIME BY ITS BOARD OF DIRECTORS WITHOUT STOCKHOLDER APPROVAL.

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors without stockholder approval. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Registrant. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Registrant will not do so in the future. If a market were to develop for our common stock, the prevailing price of our common to stock might suppress the volume and price of our common stock.

100% CONTROL BY MANAGEMENT.

Amir F. Heshmatpour, our sole executive officer and director, beneficially owns approximately 100% of the issued and outstanding capital stock of the Registrant. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of our certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Mr. Heshmatpour These stockholders will thus have substantial influence over our management and affairs and other stockholders of the Registrant possess no practical ability to remove management or effect the operations of the business of the Registrant. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Registrant neither rents nor owns any properties. The Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Registrant that may reasonably result in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Common or Preferred Stock.

The Registrant is authorized by its Certificate of Incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.001 per share (the "Common Stock") and 20,000,000 are shares of preferred stock, par value $.001 per share (the "Preferred Stock"). As of the date of filing this Form 10-K, 5,087,500 shares of Common Stock and no shares of Preferred Stock are issued and outstanding.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Registrant. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors, without stockholder approval. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock.

Market

The Registrant’s common stock is not trading on any stock exchange. The Registrant is not aware of any market activity in its stock since its inception through the date of this filing.

Dividend Policy

All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

The Registrant has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Registrant’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Holders

As of the date of this filing, there is 18 holder of the Registrant’s Common Stock.

Sales of Unregistered Securities

In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

AFH Holding IV, Inc. ("we", "us", "our" or the "Registrant") was incorporated in the State of Delaware on April 16, 2007, and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 939, Beverly Hills, CA 90212. Since the Registrant’s inception, it has been engaged in organizational efforts and obtaining initial financing. The Registrant was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Registrant filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on October 5, 2007, and since its effectiveness, the Registrant has focused its efforts to identify a possible business combination. Since the effective date of the Registrant’s Form 10-SB, the Registrant has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

Plan of Operation

The Registrant will attempt to locate and negotiate with a business entity for the combination of that target company with the Registrant. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. As of the date of this report, the Registrant has identified an undisclosed potential target company for a possible business combination.  The Registrant is currently engaged in preliminary negotiations with the target company.  No assurances can be given that the Registrant will be successful in locating or negotiating with any target company.

The Registrant has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Registrant may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Registrant may offer.

In implementing a structure for a particular business acquisition, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Registrant may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Registrant has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Registrant's securities may depress the market value of the Registrant's securities in the future if such a market develops, of which there is no assurance. However, if the Registrant cannot effect a non-cash acquisition, the Registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Registrant would obtain any such equity funding.

The Registrant will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Registrant which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's shareholders at such time.

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2008, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At December 31, 2008, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated net loss from April 16, 2007 (inception) through the period ended December 31, 2008 of $10,571. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

Plan of Operation

The Registrant has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Registrant may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Registrant consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Registrant can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Registrant can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on April 16, 2007, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Registrant.

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

 Our officers and directors are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Registrant following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Registrant has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Registrant during such period, and it is unlikely the Registrant will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

For the year ending December 31, 2008 and the period from April 16, 2007 (Inception) to December 31, 2008, the Registrant has had no activities that produced revenues from operations.

For the year ending December 31, 2008, the Registrant had a net loss of $3,550. For the period from April 16, 2007 (Inception) to December 31, 2008 and 2007, the Registrant had a net loss of $7,021 and $10,571, respectively, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

For the year ending December 31, 2008, the Registrant had operating expenses of $3,550. For the period from April 16, 2007 (Inception) to December 31, 2008 and 2007, the Registrant had operating expenses of $7,021 and $10,571, respectively. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

 As of December 31, 2008 and 2007, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held  by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of December 31, 2008 totaled $3,550 comprised Accrued Expenses of $1,800 and $1,750 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not any repayment terms.   In their report for the fiscal year ended December 31, 2008, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company's parent.

The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

The following is a summary of the Registrant's cash flows from operating, investing, and financing activities:

For the Cumulative Period from April 16, 2007 (Inception) to December 31, 2008

Operating activities	$(1,750)
Investing activities	$0
Financing activities	$1,750

Net effect on cash	$0

The Registrant has nominal assets and has generated no revenues since inception. The Registrant is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Registrant may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2008

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	16

Balance Sheets at December 31, 2008 and 2007	17

Statement of Changes in Stockholder’s Deficit for the Period
from Date of Inception (April 16, 2007) through December 31, 2008	18

Statements of Operations for the Year Ended December 31, 2008, the Period from
Date of Inception (April 16, 2007) through December 31, 2007, and for the Period
from Date of Inception (April 16, 2007) through December 31, 2008	19

Statements of Cash Flows for the Year Ended December 31, 2008, the Period from
Date of Inception (April 16, 2007) through December 31, 2007, and for the Period
from Date of Inception (April 16, 2007) through December 31, 2008	20

Notes to Financial Statements	21-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AFH Holding IV, Inc.

We have audited the accompanying balance sheets of AFH Holding IV, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholder’s equity (deficit), and cash flows for the year ended December 31, 2008, for the period from date of inception (April 16, 2007) through December 31, 2007 and for the period from date of inception (April 16, 2007) through December 31, 2008. AFH Holding IV, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding IV, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, for the period from date of inception (April 16, 2007) through December 31, 2007 and for the period from date of inception (April 16, 2007) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rotenberg & Co., LLP
Rochester, New York
April 15, 2009

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

December 31,	2008	2007

ASSETS
Due from Parent	$175,000	$—

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities
Accrued Expenses	$1,800	$—
Due to Parent	1,750	—

Total Liabilities	3,550	—

Stockholder's Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,087,500 and 5,000,000 Issued and Outstanding, Respectively	5,088	5,000
Additional Paid-In-Capital	176,933	2,021
Deficit Accumulated During Development Stage	(10,571)	(7,021)

Total Stockholder's Equity	171,450	—

Total Liabilities and Stockholder's Equity	$175,000	$—

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM
  DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholder's
	of Shares	Value	Capital	Stage	Deficit

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	$5,088	$176,933	$(10,571)	$171,450

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

		Period From	Period From
	For the Year	Date of Inception	Date of Inception
	Ended	(April 16, 2007)	(April 16, 2007)
	December 31,	Through	Through
	2008	December 31, 2007	December 31, 2008

Revenues	$—	$—	$—

Expenses
General and Administrative	3,550	7,021	10,571

Total Expenses	$3,550	$7,021	$10,571

Net Loss	$(3,550)	$(7,021)	$(10,571)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,038,046	5,000,000	5,022,244

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

		Period From	Period From
	For the Year	Date of Inception	Date of Inception
	Ended	(April 16, 2007)	(April 16, 2007)
	December 31,	Through	Through
	2008	December 31, 2007	December 31, 2008

Cash Flows from Operating Activities

Net Loss	$(3,550)	$(7,021)	$(10,571)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	5,000	5,000
Contributed Capital for Services	—	2,021	2,021

Changes in Assets and Liabilities:
Accrued Expenses	1,800	—	1,800

Net Cash Flows from Operating Activities	(1,750)	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	1,750	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Year	—	—	—

Cash and Cash Equivalents - End of Year	$—	$—	$—

Cash Paid During the Year for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Holding IV, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on April 16, 2007.  The Company is majority owned by AFH Holding & Advisory, LLC.  The financial statements presented represent only those transactions of AFH Holding IV, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combinationthrough acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Since inception, the Company has been engaged in organizational efforts.

Note B -	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

- continued -

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies – continued
Loss Per Common Share

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.  Diluted earnings per share includes the dilutive effect of any stock options or warrants, if any.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can differ from those estimates.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Financial Instruments
The Company’s financial instruments consist of due to parent. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.

Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note C -	Equity Securities
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

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

Note D -	Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $10,571 at December 31, 2008.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

NOTE F -	Shareholders’ Equity
Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholder’s meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

- continued -

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note F -	Shareholders’ Equity – continued
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

In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company's parent.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual, Amir F. Heshmatpour, fulfilling the role of our principal executive officer and principal financial/accounting officer. While this control deficiency did not result in any audit adjustments to our 2007 or 2008 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fourth quarter ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2008:

Name	Age	Position

Amir F. Heshmatpour	41	President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial/Accounting Officer)

The Registrant's officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Business Experience

The following is a brief account of the education and business experience of the current director and executive officer during at least the past five years, indicating the person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Amir F. Heshmatpour - President, Secretary and Director

Mr. Amir Heshmatpour is the Founder and Managing Director of AFH Holding & Advisory LLC, an integrated advisory and consulting firm serving U.S. and international clients who seek strategic counsel and sophisticated access to global capital markets. Since founding the Company in 2003, he has led AFH through numerous successful transactions both in the United States and China.

Prior to founding AFH, Amir Heshmatpour was the Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc., a company he began in 1994 with $ 30,000. At the age of 24, Amir Heshmatpour completed his first reverse merger between Metrophone and Datawave Communications, a prepaid telephone card company, which was affiliated with AT&T.

Over the next ten years, Amir Heshmatpour spearheaded Metrophone’s growth, leading it through a total of 17 acquisitions and growing the business to over $100 million in revenue. Metrophone was twice named among the 100 fastest growing companies in the Northwest and by 2003 the company operated in 34 states and was ranked among the top 10 public service providers in the U.S.

Mr. Amir Heshmatpour was recognized as "Businessman of the Year" by the National Republican Congressional Committee in 2003 and served as Head of the Republican Congressional Business Advisory for the year. Together with his family, he founded Holding Hands Pediatric Therapy & Diagnostics, an organization serving children with special needs and their families. He has served on the Board of "Young Life", a teen-mentoring organization and currently serves on the board of the California Council on Economic Education (CCEE), an organization promoting financial and economic literacy. Amir Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988.

Significant Employees.  None

Family Relationships.    None

Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Nominating Committee.  We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee. The Board of Directors acts as the audit committee. The Registrant does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Registrant believes that it has inadequate financial resources at this time to hire such an expert. The Registrant intends to continue to search for a qualified individual for hire. The Registrant has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Registrant believes that it has inadequate financial resources at this time to hire such an expert. The Registrant intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Registrant's directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

Since the date the Registrant Form 10-SB went effective through December 31, 2008, Amir F. Heshmatpour, the Registrant’s sole executive officer and director and beneficial owner of 100% of the Registrant’s common stock, has not filed the required forms under Section 16(a) of the Exchange Act therein reflecting his beneficial ownership of the Registrant’s shares due to the fact that there is no market for the Registrant’s common stock.  Mr. Heshmatpour has not any transactions with regards to his ownership of the Registrant’s common stock.  Upon the consummation of a transaction with a private company, such persons intend to file the appropriate Section 16(a) forms.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant does not have a Code of Ethics due to the Registrant’s status as a shell company with no operations or revenues and only three individuals who serve as the Registrant’s officers and/or directors.

ITEM 11.  EXECUTIVE COMPENSATION

None of the Registrant’s officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Registrant successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Registrant has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period April 16, 2007 (inception) to December 31, 2008, no director expenses were incurred.

Employment Agreements

The Registrant is not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information as of the date of filing this Form 10-K regarding (i) each person known by the Registrant to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Registrant and (iii) all officers and directors as a group.

Name and Address	Common Stock Amount Beneficially Owned	Percentage of Class (1)
Amir F. Heshmatpour (2) 9595 Wilshire Boulevard, Suite 900 Beverly Hills, California 90212 (President and Director)	5,000,000	98.3%

All Officers and Directors as a Group (1 Person)	5,000,000	98.3%
____________________

(1)
Based on 5,087,500 shares of Common Stock issued and outstanding as of the date of filing this Form 10-K. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)
Represents shares of the Registrant's common stock owned by AFH Holding and Advisory, LLC located at 9595 Wilshire Boulevard, Suite 900, Beverly Hills, California 90212.  As Managing Member of AFH Advisory, Mr. Heshmatpour is deemed to be the beneficial owner of these shares of the Registrant's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Registrant utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Rotenberg & Co. LLP, our principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Year	Amount
2008	$3,550
2007	$3,271

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2008	$0
2007	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Year	Amount
2008	$0
2007	$0

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2008	$0
2007	$0

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index to Exhibits

Exhibit	Description

31.1
Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Holding IV, Inc.

Dated: April 15, 2009	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary and Sole Director	April 15, 2009
Amir F. Heshmatpour	(Principal Executive Officer) (Principal Financial/Accounting Officer)