Form 10-Q
period 2009-03-31
AFH Holding IV, Inc.
filed 2009-05-15
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
T: (732) 530-9007
F: (732) 530-9008
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May7, 2009, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2009

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through March 31, 2009 (Unaudited)	3

Statements of Operations for the Three Months Ended March 31, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through March 31, 2009 (Unaudited)	4

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through March 31, 2009 (Unaudited)	5

Notes to Financial Statements	6-8

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008

ASSETS
Due from Parent	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$3,050	$1,800
Due to Parent	1,750	1,750

Total Liabilities	4,800	3,550

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,087,000 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(11,821)	(10,571)

Total Stockholders' Equity	170,200	171,450

Total Liabilities and Stockholders' Equity	$175,000	$175,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2009 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(10,571)	(10,571)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(1,250)	(1,250)

Balance - March 31, 2009	5,087,500	$5,088	$176,933	$(11,821)	$170,200

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2009	2008	March 31, 2009

Revenues	$—	$—	$—

Expenses
General and Administrative	1,250	—	11,821

Total Expenses	$1,250	$—	$11,821

Net Loss	$(1,250)	$—	$(11,821)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,087,500	5,000,000	5,030,447

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2009	2008	March 31, 2009

Cash Flows from Operating Activities

Net Loss	$(1,250)	$—	$(11,821)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	1,250	—	3,050

Net Cash Flows from Operating Activities	—	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Majority Stockholder	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Majority Stockholder	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The condensed financial statements of AFH Holding IV, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-K, and other reports filed with the SEC.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.  The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Certain information that is not required for interim financial reporting purposes has been omitted.

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

Financial Instruments
The Company’s financial instruments consist of due from majority stockholder, accrued expenses and due to majority stockholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying value, unless otherwise noted.
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
Holders of shares of common stock shall be entitled to cast one vote for each common share held at all stockholders’ meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

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
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $11,821 at March 31, 2009.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

At March 31, 2009, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended March 31, 2009 of $11,821. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

For the quarter ended March 31, 2009 and the period from April 16, 2007 (Inception) to March 31, 2009, the Registrant has had no activities that produced revenues from operations.

For the quarter ended March 31, 2009, the Registrant had operating expenses of $1,250. For the period from April 16, 2007 (Inception) March 31, 2009, the Registrant had operating expenses of $11,821. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

 As of March 31, 2009 and 2008, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of March 31, 2009 totaled $4,800, comprised Accrued Expenses of $3,050 and $1,750 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms.   In their report for the fiscal year ended December 31, 2008, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

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

For the Cumulative Period from April 16, 2007 (Inception) to March 31, 2009

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings.

The Registrant is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Registrant that may reasonably result in any legal proceedings.

Item 1A.   Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-Q. Readers are encouraged to review these risks carefully before making any investment decision.

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

THE REGISTRANT INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock, and up to 20,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

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

CONTROL BY MANAGMENT

Amir F. Heshmatpour, our sole executive officer and director, beneficially owns approximately 93.4% of all the issued and outstanding capital stock of the Registrant. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of our certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Amir F. Heshmatpour will control our management and affairs and other stockholders of the Registrant possess no practical ability to remove management or effect the operations of the business of the Registrant. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

31.1
Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding IV, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding IV, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 15, 2009
AFH Holding IV, Inc.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director
(Principal Executive Officer)
(Principal Financial Officer)