Form 10-Q
period 2009-06-30
AFH Holding IV, Inc.
filed 2009-08-12
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52850

AFH HOLDING IV, INC.
(Name of Small Business Issuer in its charter)

Delaware	26-1365023
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

9595 Wilshire Blvd.
Suite 700
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
☐ Yes ☒ No

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 12, 2009, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JUNE 30, 2009

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	F-1

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through June 30, 2009 (Unaudited)	F-2

Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through June 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through June 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-9

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008

ASSETS
Due from Parent	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$3,950	$1,800
Due to Parent	1,750	1,750

Total Liabilities	5,700	3,550

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(12,721)	(10,571)

Total Stockholders' Equity	169,300	171,450

Total Liabilities and Stockholders' Equity	$175,000	$175,000

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2009 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(10,571)	(10,571)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(2,150)	(2,150)

Balance - June 30, 2009	5,087,500	$5,088	$176,933	$(12,721)	$169,300

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(April 16, 2007)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,150	—	900	—	12,721

Total Expenses	$2,150	$—	$900	$—	$12,721

Net Loss	$(2,150)	$—	$(900)	$—	$(12,721)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,087,500	5,000,000	5,087,500	5,000,000	5,036,880

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2009	2008	June 30, 2009

Cash Flows from Operating Activities

Net Loss	$(2,150)	$—	$(12,721)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	2,150	—	3,950

Net Cash Flows from Operating Activities	—	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A	The Company
AFH Holding IV, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on April 16, 2007.  The Company is 100% owned by AFH Holding & Advisory, LLC.  The financial statements presented represent only those transactions of AFH Holding IV, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

The condensed financial statements of AFH Holding IV, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement on Form 10-KSB, and other reports filed with the SEC.

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

Note B	Summary of Significant Accounting Policies
Method of Accounting
The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

- continued -

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B	Summary of Significant Accounting Policies – continued
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

- continued -

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B	Summary of Significant Accounting Policies – continued
Recent Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

Note C	Equity Securities
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

Note D	Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $12,721 at June 30, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC.  AFH Holding & Advisory LLC is the majority shareholder of the Company. There are no repayment terms.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note F	Shareholders’ Equity
In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000.  These funds are held by the Company’s majority stockholder.

Note G	Subsequent Events
Subsequent events were evaluated through August 12, 2009, the date the financial statements were issued.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

AFH Holding IV, Inc. ("we", "us", "our" or the "Registrant") was incorporated in the State of Delaware on April 16, 2007, and maintains its principal executive offices at 9595 Wilshire Blvd., Suite 700, Beverly Hills, CA 90212. Since the Registrant’s inception, it has been engaged in organizational efforts and obtaining initial financing. The Registrant was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Registrant filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on October 5, 2007, and since its effectiveness, the Registrant has focused its efforts to identify a possible business combination. Since the effective date of the Registrant’s Form 10-SB, the Registrant has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

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

At June 30, 2009, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended June 30, 2009 of $12,721. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At June 30, 2009 and December 31, 2008, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at June 30, 2009 and December 31, 2008 were $5,700 and $3,550, respectively, comprised of accounts payable and accrued expenses. The increase in liabilities was due to accounting fees.

Stockholders’ Deficit

At June 30, 2009, the Company had a stockholders’ deficit of $12,721 compared to $10,571 at December 31, 2008.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended June 30, 2009 and 2008, the Company had a net loss of $900 and $-, respectively. For the six month periods ended June 30, 2009 and 2008, the Company had a net loss of $2,150 and $-, respectively. From April 16, 2007 (Inception) to June 30, 2009, the Company had a net loss of $12,721.

Expenses

For the three months ended June 30, 2009, the Company had expenses of $900, compared to $- for the three month period ended June 30, 2008. The decrease was due to the Company’s delayed preparation and filing of the Company’s Form 10-K for its fiscal year ended December 31, 2008 and Form 10-Q for the fiscal quarter ended June 30, 2009.  For the six months ended June 30, 2008, the Company had expenses of $2,150, compared to $- for the six month period ended June 30, 2008.    This increase was primarily due to accounting fees. For the period from April 16, 2007 (Inception) to June 30, 2009, the Registrant had operating expenses of $12,721. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of June 30, 2009 and 2008, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of June 30, 2009 totaled $5,700, comprised Accrued Expenses of $3,950 and $1,750 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms.   In their report for the fiscal year ended December 31, 2008, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended		For the Period April 16, 2007 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Net Cash Used in Operating Activities			$(1,750)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	—	—	$1,750

Net Effect on Cash	$0	$0	$0

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both our Principal Executive Officer and Principal Financial Officer. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1                 Legal Proceedings.

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

Dated: August 12, 2009

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)