Form 10-Q
period 2009-09-30
AFH Holding IV, Inc.
filed 2009-11-12
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
214 Broad Street
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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of November 12, 2009, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2009

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	F-1

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through September 30, 2009 (Unaudited)	F-2

Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through September 30, 2009 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and for the Period from Date of Inception (April 16, 2007) through September 30, 2009 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-9

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

	BALANCE SHEETS
		(Unaudited)
		September 30,	December 31,
		2009	2008

	ASSETS
	Due from Parent	$175,000	$175,000

	LIABILITIES AND STOCKHOLDERS' EQUITY

	Liabilities
	Accrued Expenses	$5,065	$1,800
	Due to Parent	1,750	1,750

	Total Liabilities	6,815	3,550

	Stockholders' Equity
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,087,500 Issued and Outstanding	5,088	5,088
	Additional Paid-In-Capital	176,933	176,933
	Deficit Accumulated During Development Stage	(13,836)	(10,571)

	Total Stockholders' Equity	168,185	171,450

	Total Liabilities and Stockholders' Equity	$175,000	$175,000

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2009 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(3,265)	(3,265)

Balance - September 30, 2009	5,087,500	$5,088	$176,933	$(13,836)	$168,185

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2009	2008	2009	2008	September 30, 2009

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	3,175	—	1,025	—	13,746
Interest	15		15		15

Total Expenses	$3,190	$—	$1,040	$—	$13,761

Net Loss for the Period Before Taxes	$(3,190)	$—	$(1,040)	$—	$(13,761)

Franchise Tax	$75	$—	$75	$—	$75

Net Loss for the Period After Taxes	$(3,265)	$—	$(1,115)	$—	$(13,836)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,087,500	5,000,000	5,087,500	5,000,000	5,042,061

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2009	2008	September 30, 2009

Cash Flows from Operating Activities

Net Loss	$(3,265)	$—	$(13,836)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	3,265	—	5,065

Net Cash Flows from Operating Activities	—	—	(1,750)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	—	—	1,750

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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
The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of FASB ASC 915 (prior authoritative literature, FAS No. 7 “Accounting and Reporting by Development Stage Enterprises”).

Loss Per Common Share
Loss per common share is computed in accordance with FASB ASC 260-10 (prior authoritative literature, FAS No. 128 “Earnings Per Share”) by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period. Diluted earnings per share includes the dilutive effect of any stock options or warrants, if any.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740 (prior authoritative literature, FAS No. 109, “Accounting for Income Taxes”) using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

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

Note D -
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations. As a result, there is an accumulated deficit of $13,836 at September 30, 2009.

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

Note G -	Subsequent Events Subsequent events were evaluated through November 12, 2009, the date the financial statements were issued.

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

At September 30, 2009, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended September 30, 2009 of $13,836. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.
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

Assets

At September 30, 2009 and December 31, 2008, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at September 30, 2009 and December 31, 2008 were $6,815 and $3,550, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting fees.

Stockholders’ Deficit

At September 30, 2009, the Company had a stockholders’ deficit of $13,836 compared to $10,571 at December 31, 2008.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended September 30, 2009 and 2008, the Company had a net loss of $1,115 and $0, respectively. For the nine month periods ended September 30, 2009 and 2008, the Company had a net loss of $3,265 and $0, respectively. From April 16, 2007 (Inception) to September 30, 2009, the Company had a net loss of $13,836.

Expenses

For the three months ended September 30, 2009, the Company had expenses of $1,115, compared to $0 for the three month period ended September 30, 2008. The increase was due to the Company’s delayed preparation and filing of the Company’s Form 10-K for its fiscal year ended December 31, 2008 and Form 10-Q for the fiscal quarter ended September 30, 2009.  For the nine months ended September 30, 2008, the Company had expenses of $3,265, compared to $0 for the nine month period ended September 30, 2008. This increase was primarily due to accounting fees. For the period from April 16, 2007 (Inception) to September 30, 2009, the Registrant had operating expenses of $13,836. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of September 30, 2009 and 2008, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of September 30, 2009 totaled $6,815, comprised Accrued Expenses of $5,065 and $1,750 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms. In their report for the fiscal year ended December 31, 2008, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended		For the Period April 16, 2007 (Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009
Net Cash Used in Operating Activities			$(1,750)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	—	—	$1,750

Net Effect on Cash	$0	$0	$0

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

On August 1, 2009, AFH Holding & Advisory, the parent of Company, hired a Controller (who is also a CPA) to oversee the Company and AFH Holding’s other shell subsidiaries.  The Controller’s duties include reconciling banking statements and records, journal entries, overall accounting for the Company, preparation of the Company’s interim financial statements and assisting the Company’s independent auditors with their year audit of the Company’s financial statements.  The Controller’s work is overseen by Mr. Amir F. Heshmatpour, President, Secretary and Sole Director of the Company and the Principal Executive Officer and Principal Financial Officer of the Company. Prior to AFH Holding and Advisory hiring the Controller, there were no segregation of duties.

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

Dated: November 12, 2009

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)