Form 10-Q
period 2010-03-31
AFH Holding IV, Inc.
filed 2010-05-17
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52850

AFH HOLDING IV, INC.
(Name of Small Business Issuer in its charter)

Delaware	26-1365243
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 17, 2010, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2010

Item 1.     Financial Statements

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

	BALANCE SHEETS

		(Unaudited)
		March 31,	December 31,
		2010	2009

	ASSETS
	Due from Parent	$175,000	$175,000

	LIABILITIES AND STOCKHOLDERS' EQUITY

	Liabilities
	Accrued Expenses	$3,131	$8,216
	Due to Parent	9,966	1,750

	Total Liabilities	13,097	9,966

	Stockholders' Equity
Preferred Stock:	$.001 Par; 20,000,000 Shares Authorized,
	-0- Issued and Outstanding	—	—
Common Stock:	$.001 Par; 100,000,000 Shares Authorized;
	5,087,500 Issued and Outstanding	5,088	5,088
	Additional Paid-In-Capital	176,933	176,933
	Deficit Accumulated During Development Stage	(20,118)	(16,987)

	Total Stockholders' Equity	161,903	165,034

	Total Liabilities and Stockholders' Equity	$175,000	$175,000

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2010 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss	—	—	—	(3,131)	(3,131)

Balance - March 31, 2010	5,087,500	$5,088	$176,933	$(20,118)	$161,903

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2010	2009	March 31, 2010

Revenues	$—	$—	$—

Expenses
General and Administrative	1,381	1,250	17,103
Interest	—		15

Total Expenses	1,381	1,250	17,118

Net Loss for the Period Before Taxes	(1,381)	(1,250)	(17,118)

Franchise Tax	1,750	—	3,000

Net Loss for the Period After Taxes	$(3,131)	$(1,250)	$(20,118)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,049,711

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2010	2009	March 31, 2010

Cash Flows from Operating Activities

Net Loss	$(3,131)	$(1,250)	$(20,118)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(5,085)	1,250	3,131

Net Cash Flows from Operating Activities	(8,216)	—	(9,966)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	8,216	—	9,966

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note A -	The Company

AFH Holding IV, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on April 16, 2007.  The Company is 98.3% owned by AFH Holding & Advisory, LLC (the “Parent”).  The financial statements presented represent only those transactions of AFH Holding IV, Inc.  The Company is looking to acquire an existing company or acquire the technology to begin operations.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $20,118 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or acquire a marketable company. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note E -	Due to Parent
Due to parent represents cash advances from AFH Holding & Advisory LLC. AFH Holding & Advisory LLC is related to the Company through common ownership. There are no repayment terms.

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

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note F -	Stock Transactions – continued

The Company is offering a minimum of 70 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $5,000 (the “Minimum Offering”) and a maximum of 140 Units (the “Maximum Offering”).  The offering period during which the Company will accept subscriptions to purchase Shares (the “Offering Period”) commenced on February 26, 2008 and will continue until the earliest of: (i) the sale of the Minimum Offering; (ii) 60 days from February 26, 2008 (subject to extension by the Company for an additional 60 days with no notice to stockholders); and (iii) the termination of the Offering Period by the Company. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company's parent.

The Shares are expected to be issued to accredited investors under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and any investors would be prohibited from offering or selling the Shares purchased in the Offering in the absence of an effective registration statement or an applicable exemption from registration requirements.

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

At March 31, 2010, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended March 31, 2010 of $20,118.  The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At March 31, 2010 and December 31, 2009, the Company had no cash and no other assets other than Due from Parent.

Liabilities

The Company’s total current liabilities at March 31, 2010 and December 31, 2009 were $13,097 and $9,966, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting fees and franchise taxes.

Stockholders’ Deficit

At March 31, 2010, the Company had a stockholders’ deficit of $20,118 compared to $16,987 at December 31, 2009.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended March 31, 2010 and 2009, the Company had a net loss of $3,131 and $1,250, respectively.  From April 16, 2007 (Inception) to March 31, 2010, the Company had a net loss of $20,118.

Expenses

For the three months ended March 31, 2010, the Company had expenses of $3,131, compared to $1,250 for the three month period ended March 31, 2009. The increase was due to the Company’s accounting fees and franchise taxes.  For the period from April 16, 2007 (Inception) to March 31, 2010, the Registrant had accumulated deficit of $20,118. This deficit was due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement as well as franchise taxes.

Liquidity and Capital Resources

As of March 31, 2010 and 2009, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of March 31, 2010 totaled $13,097, comprised Accrued Expenses of $3,131 and $9,966 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms. In their report for the fiscal year ended December 31, 2009, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three Months Ended		For the Period April 16, 2007 (Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
Net Cash Used in Operating Activities	$(8,216)	$—	$(9,966)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	8,216		9,966

Net Effect on Cash	$0	$0	$0

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended March 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: May 17, 2010

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial and Accounting Officer)