Form 10-Q
period 2010-06-30
AFH Holding IV, Inc.
filed 2010-08-13
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 13, 2010, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JUNE 30, 2010

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

ASSETS
Due from Parent	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$3,912	$8,216
Due to Parent	9,966	1,750

Total Liabilities	13,878	9,966

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(20,899)	(16,987)

Total Stockholders' Equity	161,122	165,034

Total Liabilities and Stockholders' Equity	$175,000	$175,000

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2010 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss	—	—	—	(3,912)	(3,912)

Balance - June 30, 2010	5,087,500	$5,088	$176,933	$(20,899)	$161,122

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(April 16, 2007)
	June 30,		June 30,		Through
	2010	2009	2010	2009	June 30, 2010

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,162	2,150	781	900	17,884
Interest	—	—	—		15

Total Expenses	$2,162	$2,150	$781	$900	$17,899

Net Loss for the Period Before Taxes	(2,162)	(2,150)	(781)	(900)	(17,899)

Franchise Tax	1,750	—	—	—	3,000

Net Loss for the Period After Taxes	(3,912)	(2,150)	(781)	(900)	(20,899)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,087,500	5,087,500	5,052,645

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2010	2009	June 30, 2010

Cash Flows from Operating Activities

Net Loss	$(3,912)	$(2,150)	$(20,899)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(4,304)	2,150	3,912

Net Cash Flows from Operating Activities	(8,216)	—	(9,966)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	8,216	—	9,966

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

- continued

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $20,899 at June 30, 2010.

- continued -

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note D -	Going Concern – continued

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

The Company is offering a minimum of 70 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $5,000 (the “Minimum Offering”) and a maximum of 140 Units (the “Maximum Offering”).  The offering period during which the Company will accept subscriptions to purchase Shares (the “Offering Period”) commenced on February 26, 2008 and will continue until the earliest of: (i) the sale of the Minimum Offering; (ii) 60 days from February 26, 2008 (subject to extension by the Company for an additional 60 days with no notice to stockholders); and (iii) the termination of the Offering Period by the Company.  The total amount of shares sold in the offering was 87,500 with gross proceeds of $175,000.  These funds are held by the Company’s parent.

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

At June 30, 2010, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended June 30, 2010 of $20,899. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At June 30, 2010 and December 31, 2009, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at June 30, 2010 and December 31, 2009 were $13,878 and $9,966, respectively, comprised of accounts payable and accrued expenses. The increase in liabilities was due to accounting fees.

Stockholders’ Deficit

At June 30, 2010, the Company had a stockholders’ deficit of $20,899 compared to $16,987 at December 31, 2009.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended June 30, 2010 and 2009, the Company had a net loss of $781 and $900, respectively. For the six month periods ended June 30, 2010 and 2009, the Company had a net loss of $3,912 and $2,150, respectively. From April 16, 2007 (Inception) to June 30, 2010, the Company had a net loss of $20,899.

Expenses

For the three months ended June 30, 2010, the Company had expenses of $781, compared to $900 for the three month period ended June 30, 2009.  For the six months ended June 30, 2010, the Company had expenses of $3,912, compared to $2,150 for the six month period ended June 30, 2009.    This increase was primarily due to Delaware taxes. For the period from April 16, 2007 (Inception) to June 30, 2010, the Registrant had operating expenses of $20,899. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of June 30, 2010 and 2009, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of June 30, 2010 totaled $13,878, comprised Accrued Expenses of $3,912 and $9,966 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms.   In their report for the fiscal year ended December 31, 2009, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.  In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per Share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company's parent.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended		For the Period April 16, 2007 (Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
Net Cash Used in Operating Activities	(8,216)		$(9,966)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	8,216	—	$9,966

Net Effect on Cash	$0	$0	$0

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended June 30, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: August 13, 2010

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)