Form 10-Q
period 2011-03-31
AFH Holding IV, Inc.
filed 2011-05-16
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of May 16, 2011, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2011

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010	F-1

Statement of Changes in Stockholders’ Equity for the Period
from Date of Inception (April 16, 2007) through March 31, 2011 (Unaudited)	F-2

Statements of Operations for the Three Months Ended March 31, 2011
and 2010 and for the Period from Date of Inception (April 16, 2007)
through March 31, 2011 (Unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2011
and 2010 and for the Period from Date of Inception (April 16, 2007)
through March 31, 2011 (Unaudited)	F-4

Notes to Financial Statements	F-5 - F-8

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS
Due from Parent	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$3,094	$1,544
Due to Parent	15,422	13,878

Total Liabilities	18,516	15,422

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(25,537)	(22,443)

Total Stockholders' Equity	156,484	159,578

Total Liabilities and Stockholders' Equity	$175,000	$175,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss	—	—	—	(5,456)	(5,456)

Balance - December 31, 2010	5,087,500	5,088	176,933	(22,443)	159,578

Net Loss	—	—	—	(3,094)	(3,094)

Balance - March 31, 2011	5,087,500	$5,088	$176,933	$(25,537)	$156,484

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2011	2010	March 31, 2011

Revenues	$—	$—	$—

Expenses
General and Administrative	1,344	1,381	20,772
Interest	—	—	15

Total Expenses	1,344	1,381	20,787

Net Loss for the Period Before Taxes	(1,344)	(1,381)	(20,787)

Franchise Tax	1,750	1,750	4,750

Net Loss for the Period After Taxes	(3,094)	(3,131)	(25,537)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,059,250

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2011	2010	March 31, 2011

Cash Flows from Operating Activities

Net Loss	$(3,094)	$(3,131)	$(25,537)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	1,550	(5,085)	3,094

Net Cash Flows from Operating Activities	(1,544)	(8,216)	(15,422)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	1,544	8,216	15,422

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

Note D -
Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $25,537 at March 31, 2011.

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

- continued -

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note F -
Stock Transactions and Due from Parent– continued
The Company is offering a minimum of 70 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $5,000 (the “Minimum Offering”) and a maximum of 140 Units (the “Maximum Offering”).  The offering period during which the Company will accept subscriptions to purchase Shares (the “Offering Period”) commenced on April 14, 2008 and will continue until the earliest of: (i) the sale of the Minimum Offering; (ii) 60 days from April 14, 2008 (subject to extension by the Company for an additional 60 days with no notice to stockholders); and (iii) the termination of the Offering Period by the Company.  The total amount of shares sold in the offering was 87,500 with gross proceeds of $175,000.  These funds are held by the Company’s parent.

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

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2010, they expressed their doubt as to the Registrant’s ability to continue as a going concern.  The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2011, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended March 31, 2011 of $25,537.  The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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
Assets

At March 31, 2011 and December 31, 2010, the Company had no cash and no other assets other than Due from Parent.

Liabilities

The Company’s total current liabilities at March 31, 2011 and December 31, 2010 were $18,516 and $15,422, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting fees and franchise taxes.

Stockholders’ Deficit

At March 31, 2011, the Company had a stockholders’ deficit of $25,537 compared to $22,443 at December 31, 2010.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended March 31, 2011 and 2010, the Company had a net loss of $3,094 and $3,131, respectively.  From April 16, 2007 (Inception) to March 31, 2011, the Company had a net loss of $25,537.

Expenses

For the three months ended March 31, 2011, the Company had expenses of $3,131, compared to $1,250 for the three month period ended March 31, 2010. The increase was due to the Company’s accounting fees and franchise taxes.  For the period from April 16, 2007 (Inception) to March 31, 2011, the Registrant had accumulated deficit of $25,537. This deficit was due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement as well as franchise taxes.

Liquidity and Capital Resources

As of March 31, 2011 and 2010, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of March 31, 2011 totaled $18,516, comprised Accrued Expenses of $3,094 and $15,422 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms. In their report for the fiscal year ended December 31, 2010, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three Months Ended		For the Period April 16, 2007 (Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
Net Cash Used in Operating Activities	$(1,544)	$(8,216)	$(15,422)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	1,544	8,216	15,422

Net Effect on Cash	$0	$0	$0

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 4.     Removed and Reserved.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

Exhibit No.	Description

31.1
Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 16, 2011

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial and Accounting Officer)