Form 10-Q
period 2011-06-30
AFH Holding IV, Inc.
filed 2011-08-15
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: As of August 15, 2011, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
JUNE 30, 2011

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010

ASSETS
Due from Parent	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$3,954	$1,544
Due to Parent	15,422	13,878

Total Liabilities	19,376	15,422

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(26,397)	(22,443)

Total Stockholders' Equity	155,624	159,578

Total Liabilities and Stockholders' Equity	$175,000	$175,000

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2011 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss	—	—	—	(5,456)	(5,456)

Balance - December 31, 2010	5,087,500	5,088	176,933	(22,443)	159,578

Net Loss	—	—	—	(3,954)	(3,954)

Balance - June 30, 2011	5,087,500	$5,088	$176,933	$(26,397)	$155,624

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(April 16, 2007)
	June 30,		June 30,		Through
	2011	2010	2011	2010	June 30, 2011

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	2,204	2,162	860	781	21,632
Interest	—	—	—	—	15

Total Expenses	$2,204	$2,162	$860	$781	$21,647

Net Loss for the Period Before Taxes	(2,204)	(2,162)	(860)	(781)	(21,647)

Franchise Tax	1,750	1,750	—	—	4,750

Net Loss for the Period After Taxes	(3,954)	(3,912)	(860)	(781)	(26,397)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,087,500	5,087,500	5,060,922

The accompanying notes are an integral part of these financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2011	2010	June 30, 2011

Cash Flows from Operating Activities

Net Loss	$(3,954)	$(3,912)	$(26,397)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	2,410	(4,304)	3,954

Net Cash Flows from Operating Activities	(1,544)	(8,216)	(15,422)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	1,544	8,216	15,422

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

NOTES TO FINANCIAL STATEMENTS

Note B -	Summary of Significant Accounting Policies - continued
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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations.  As a result, there is an accumulated deficit of $35,300 at June 30, 2011.

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

At June 30, 2011, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended June 30, 2011 of $35,300. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At June 30, 2011 and December 31, 2010, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at June 30, 2011 and December 31, 2010 were $19,376 and $15,422, respectively, comprised of accounts payable and accrued expenses. The increase in liabilities was due to accounting fees.

Stockholders’ Deficit

At June 30, 2011, the Company had a stockholders’ deficit of $26,397 compared to $22,443 at December 31, 2010.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended June 30, 2011 and 2010, the Company had a net loss of $860 and $781, respectively. For the six month periods ended June 30, 2011 and 2010, the Company had a net loss of $3,954 and $3,912, respectively. From April 16, 2007 (Inception) to June 30, 2010, the Company had a net loss of $26,397.

Expenses

For the three months ended June 30, 2011, the Company had expenses of $860, compared to $781 for the three month period ended June 30, 2010.  For the six months ended June 30, 2011, the Company had expenses of $3,954, compared to $3,912 for the six month period ended June 30, 2010.    This decrease was primarily due to Delaware taxes. For the period from April 16, 2007 (Inception) to June 30, 2011, the Registrant had operating expenses of $26,397. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of June 30, 2011 totaled $19,376, comprised Accrued Expenses of $3,954 and $1,544 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms.   In their report for the fiscal year ended December 31, 2010, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.  In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per Share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company's parent.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended		For the Period April 16, 2007 (Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
Net Cash Used in Operating Activities	(1,544)	(8,216)	$(15,442)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	$1,544	$8,216	$15,442

Net Effect on Cash	$0	$0	$0

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

Item 4.  Controls and Procedures.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended June 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

The Registrant is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Registrant that may reasonably result in any legal proceedings.

Item 1A.  Risk Factors.

NA

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

In February 2008, the Registrant commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act). From February 1, 2008 to March 12, 2008, the Registrant sold an aggregate of 230,500 Shares with gross proceeds of $461,000. From April 8, 2008 to April 28, 2008, the Registrant sold an aggregate of 124,500 Shares with gross proceeds of $249,000. The Registrant increased the size of the Offering as permitted. The total amount of Shares sold in the Offering was 355,000 with gross proceeds of $710,000. The Registrant intends to use the net proceeds of this offering to pursue an acquisition of a private company and working capital purposes. The Registrant sold these shares of Common Stock under the exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) afforded the Registrant under Section 4(2) and Rule 506 of Regulation D under the Securities Act in light of the fact that the offering did not involve a public offering of securities.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 15, 2011

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)