Form 10-K
period 2011-12-31
AFH Holding IV, Inc.
filed 2012-03-30
CIK 1406979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

There has never been a market for any of our securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of March 30, 2012, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

Securities authorized for issuance under equity compensation plans.

None

Holders

As of the date of this filing, there are 18 holders of the Registrant’s Common Stock.

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2011.

Issuer purchases of equity securities.

None

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

For the year ending December 31, 2011 and the period from April 16, 2007 (Inception) to December 31, 2011, the Registrant has had no activities that produced revenues from operations.

For the years ending December 31, 2011 and 2010, the Registrant had a net loss of $7,768 and $5,456, respectively. For the period from April 16, 2007 (Inception) to December 31, 2011, the Registrant had a net loss of $30,211, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

For the years ending December 31, 2011 and 2010, the Registrant had operating expenses of $7,768 and $5,456, respectively. For the period from April 16, 2007 (Inception) to December 31, 2011, the Registrant had operating expenses of $30,211. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of December 31, 2011 totaled $23,190 comprised Accrued Expenses of $7,768 and $15,422 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms.   In their report for the fiscal year ended December 31, 2011, the Registrant’s auditors expressed their doubt as to our ability to continue as a going concern.  In April 2008, the Company commenced a private placement (the "Offering") of up to 350,000 shares (the "Shares") of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company's parent. The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

 The following is a summary of the Registrant's cash flows from operating, investing, and financing activities:

For the Cumulative Period from April 16, 2007 (Inception) to December 31, 2011

Operating activities	$15,422
Investing activities	$0
Financing activities	$15,422

Net effect on cash	$0

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2011

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Balance Sheets at December 31, 2011 and 2010	2

Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2011	3

Statements of Operations for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011	4

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011	5

Notes to Financial Statements	6-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AFH Holding IV, Inc.
9595 Wilshire Blvd
Suite 700
Beverly Hills, CA 90212

We have audited the accompanying balance sheets of AFH Holding IV, Inc. as of December 31, 2011 and 2010, and the related statements of  operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (April 16, 2007) through December 31, 2011. AFH Holding IV, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding IV, Inc.. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (April 16, 2007) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Entity's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 30, 2012

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

BALANCE SHEETS AT DECEMBER 31, 2011 AND 2010

December 31,	2011	2010

ASSETS
Due from Parent	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accrued Expenses	$7,768	$1,544
Due to Parent	15,422	13,878

Total Liabilities	23,190	15,422

Stockholders' Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized,
-0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized;
5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(30,211)	(22,443)

Total Stockholders' Equity	151,810	159,578

Total Liabilities and Stockholders' Equity	$175,000	$175,000

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders'
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss for the Period	—	—	—	(5,456)	(5,456)

Balance - December 31, 2010	5,087,500	5,088	176,933	(22,443)	159,578

Net Loss for the Period	—	—	—	(7,768)	(7,768)

Balance - December 31, 2011	5,087,500	$5,088	$176,933	$(30,211)	$151,810

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,
AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2011

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2011	2010	December 31, 2011

Revenues	$—	$—	$—

Expenses
General and Administrative	6,018	3,706	25,446
Interest	—	—	15

Total Expenses	6,018	3,706	25,461

Net Loss for the Period Before Taxes	(6,018)	(3,706)	(25,461)

Franchise Tax	1,750	1,750	4,750

Net Loss for the Period After Taxes	(7,768)	(5,456)	(30,211)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,063,764

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

STATEMENTS OF CASH FLOWS FOR TH YEAR ENDED DECEMBER 31, 2011 AND 2010,
AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2011

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	Decmeber 31,		Through
	2011	2010	December 31, 2011

Cash Flows from Operating Activities

Net Loss	$(7,768)	$(5,456)	$(30,211)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	6,224	(6,672)	7,768

Net Cash Flows from Operating Activities	(1,544)	(12,128)	(15,422)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	1,544	12,128	15,422

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

Note D -      Going Concern
The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reportedrecurring losses from operations.  As a result, there is an accumulated deficit of $30,211 at December 31, 2011.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2011:

Name	Age	Position

Amir F. Heshmatpour	45	President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial/Accounting Officer)

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

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and director since inception.  Mr. Heshmatpour has been the Managing Director of AFH Holding and Advisory LLC from July 2003 to the present.  Prior to that, he took some time off.  From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc.  Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee.  From September 2007 until January 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2011.  From September 2007 until April 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2011.  Mr. Heshmatpour continues to serve as a director and the corporation changed its name to Emmaus Life Sciences, Inc.  Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., and AFH Acquisition XI, Inc., all of which are publicly reporting, non-trading, blank check shell companies.  Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc.  Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour received a Bachelor of Arts from Pennsylvania State University in 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011, and written representations that no other reports were required, the Company believed that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year or prior fiscal years.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period April 16, 2007 (inception) to December 31, 2011, no director expenses were incurred.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by EFP Rotenberg LLP has served as our principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Year	Amount
2011	$2,500
2010	$2,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2011	$0
2010	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Year	Amount
2011	$0
2010	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2011	$0
2010	$0

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding IV, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2011 and 2010

Statements of Changes in Stockholder’s Equity for the Period from Date of Inception (April 16, 2007) through December 31, 2011

Statements of Operations for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011

Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and for the Period from Date of Inception (April 16, 2007) through December 31, 2011

Notes to Financial Statements

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

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

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

AFH Holding IV, Inc.

Dated: March 30, 2012	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary and Sole Director	March 30, 2012
Amir F. Heshmatpour	(Principal Executive Officer) (Principal Financial/Accounting Officer)