Form 10-Q
period 2012-09-30
AFH Holding IV, Inc.
filed 2012-11-14
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

[x] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of November 14, 2012, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2
	Statement of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-3
	Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-4
	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-5
	Notes to Financial Statements	F-6 - F-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4.	Controls and Procedures	8
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	9
Item 1A	Risk Factors	9
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	9
Item 3.	Defaults Upon Senior Securities	9
Item 4.	Mine Safety Disclosures	9
Item 5.	Other Information	9
Item 6.	Exhibits	9
SIGNATURES		10

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
September 30, 2012

3

AFH HOLDING IV, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	F-2

Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-3

Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from Date of Inception (April 16, 2007) through September 30, 2012 (Unaudited)	F-5

Notes to Financial Statements	F-6 - F-9

F-1

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011

ASSETS
Due from Parent	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$7,037	$7,768
Due to Parent	23,190	15,422

Total Liabilities	30,227	23,190

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(37,248)	(30,211)

Total Stockholders’ Equity	144,773	151,810

Total Liabilities and Stockholders’ Equity	$175,000	$175,000

The accompanying notes are an integral part of these financial statements.

F-2

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM

DATE OF INCEPTION (APRIL 16, 2007) THROUGH SEPTEMBER 30, 2012 - UNAUDITED

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss for the Period	—	—	—	(5,456)	(5,456)

Balance - December 31, 2010	5,087,500	5,088	176,933	(22,443)	159,578

Net Loss for the Period	—	—	—	(7,768)	(7,768)

Balance - December 31, 2011	5,087,500	5,088	176,933	(30,211)	151,810

Net Loss for the Period	—	—	—	(7,037)	(7,037)

Balance - September 30, 2012	5,087,500	$5,088	$176,933	$(37,248)	$144,773

The accompanying notes are an integral part of these financial statements.

F-3

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF OPERATIONS - UNAUDITED

					Period From
					Date of Inception
	For the Nine Months Ended		For the Three Months Ended		(April 16, 2007)
	September 30,		September 30,		Through
	2012	2011	2012	2011	September 30, 2012

Revenues	$—	$—	$—	$—	$—

Expenses
General and Administrative	5,287	4,353	1,060	2,149	30,733
Interest	—	—	—	—	15

Total Expenses	$5,287	$4,353	$1,060	$2,149	$30,748

Net Loss for the Period Before Taxes	$(5,287)	$(4,353)	$(1,060)	$(2,149)	$(30,748)

Franchise Tax	$1,750	$1,750	$—	$—	$6,500

Net Loss for the Period After Taxes	$(7,037)	$(6,103)	$(1,060)	$(2,149)	$(37,248)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,087,500	5,087,500	5,067,014

The accompanying notes are an integral part of these financial statements.

F-4

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CASH FLOWS - UNAUDITED

			Period From
			Date of Inception
	For the Nine Months Ended		(April 16, 2007)
	September 30,		Through
	2012	2011	September 30, 2012

Cash Flows from Operating Activities

Net Loss	$(7,037)	$(6,103)	$(37,248)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(731)	4,559	7,037

Net Cash Flows from Operating Activities	(7,768)	(1,544)	(23,190)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	7,768	1,544	23,190

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F-5

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

F-6

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

F-7

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $37,248 at September 30, 2012.

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

F-9

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

At September 30, 2012, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended September 30, 2012 of $37,248. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At September 30, 2012 and December 31, 2011, the Company had no cash and due from parent $175,000.

Liabilities

The Company’s total current liabilities at September 30, 2012 and December 31, 2011 were $30,227 and $23,190, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to accounting fees.

Stockholders’ Deficit

At September 30, 2012, the Company had a stockholders’ deficit of $37,248 compared to $30,211 at December 31, 2011. The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended September 30, 2012 and 2011, the Company had a net loss of $1,060 and $2,149, respectively. For the nine month periods ended September 30, 2012 and 2011, the Company had a net loss of $7,037 and $6,103, respectively. From April 16, 2007 (Inception) to September 30, 2012, the Company had a net loss of $37,248.

Expenses

For the three months ended September 30, 2012, the Company had expenses of $1,060, compared to $2,149 for the three month period ended September 30, 2011. The decrease in expense was primarily due to additional XBRL costs of $1,000 in the prior year. For the nine months ended September 30, 2012, the Company had expenses of $7,037, compared to $6,103 for the nine month period ended September 30, 2011. This increase in expense period over period was primarily due to additional XBRL costs of $1,000. For the period from April 16, 2007 (Inception) to September 30, 2012, the Registrant had operating expenses of $37,248 (includes franchise tax of $6,500). These expenses were due to accounting, audit, franchise tax and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of September 30, 2012 and 2011, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of September 30, 2012, totaled $30,227, comprised accrued expenses of $7,037 and $23,190 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms. In their report for the fiscal year ended December 31, 2011, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

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

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

	For the Nine Months Ended		For the Period April 16, 2007 (Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Net Cash Used in Operating Activities	$(7,768)	$(1,544)	$(23,190)
Net Cash Provided by Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$7,768	$1,544	$23,190
Net Effect on Cash	$—	$—	$—

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the three months ended September 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 14, 2012

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer) (Principal Financial and Accounting Officer)

