Form 10-K
period 2012-12-31
AFH Holding IV, Inc.
filed 2013-04-02
CIK 1406979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

[X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 2, 2013, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Common or Preferred Stock.

The Registrant is authorized by its Certificate of Incorporation to issue an aggregate of 120,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.001 per share (the “Common Stock”) and 20,000,000 are shares of preferred stock, par value $.001 per share (the “Preferred Stock”). As of the date of filing this Form 10-K, 5,087,500 shares of Common Stock and no shares of Preferred Stock are issued and outstanding.

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

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2012.

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

For the year ending December 31, 2012 and the period from April 16, 2007 (Inception) to December 31, 2012, the Registrant has had no activities that produced revenues from operations.

For the years ending December 31, 2012 and 2011, the Registrant had a net loss of $8,097 and $7,768, respectively. For the period from April 16, 2007 (Inception) to December 31, 2012, the Registrant had a net loss of $38,308, comprised mostly of legal, accounting, audit, franchise taxes and other professional service fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on July 7, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

For the years ending December 31, 2012 and 2011, the Registrant had operating expenses of $6,347 and $6,018, respectively. For the period from April 16, 2007 (Inception) to December 31, 2011, the Registrant had operating expenses of $31,808. These expenses were due to accounting, audit, franchise taxes and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of December 31, 2012 totaled $31,287 comprised Accrued Expenses of $3,060 and $28,227 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms. In their report for the fiscal year ended December 31, 2012, the Registrant’s auditors expressed their doubt as to our ability to continue as a going concern. In April 2008, the Company commenced a private placement (the “Offering”) of up to 350,000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company’s parent. The ability of the Registrant to continue as a going concern is dependent upon its ability to find a suitable acquisition/merger candidate, raise additional capital from the sale of common stock, and receive additional paid-in capital from its shareholder and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Registrant be unable to recover the value of its assets or satisfy its liabilities.

The following is a summary of the Registrant’s cash flows from operating, investing, and financing activities:

For the Cumulative Period from April 16, 2007 (Inception) to December 31, 2012

Operating activities	$(28,227)
Investing activities	$0
Financing activities	$28,227
Net effect on cash	$0

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
DECEMBER 31, 2012

AFH HOLDING IV, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2012 and 2011	F-2

Statements of Changes in Stockholders’ Deficit for the Period from Date of Inception (April 16, 2007) through December 31, 2012	F-3

Statements of Operations for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012	F-4

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AFH Holding IV, Inc.

We have audited the accompanying balance sheets of AFH Holding IV, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholder’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (April 16, 2007) through December 31, 2012. AFH Holding IV, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AFH Holding IV, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and for the period since inception (April 16, 2007) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP
EFP Rotenberg, LLP
Rochester, New York
April 2, 2013

F-1

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

BALANCE SHEETS AT DECEMBER 31, 2012 AND 2011

December 31,	2012	2011

ASSETS
Due from Parent	175,000	175,000

Total Assets	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$3,060	$7,768
Due to Parent	28,227	15,422

Total Liabilities	31,287	23,190

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(38,308)	(30,211)

Total Stockholders’ Equity	143,713	151,810

Total Liabilities and Stockholders’ Equity	$175,000	$175,000

The accompanying notes are an integral part of these financial statements.

F-2

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM

DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2012

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss for the Period	—	—	—	(5,456)	(5,456)

Balance - December 31, 2010	5,087,500	5,088	176,933	(22,443)	159,578

Net Loss for the Period	—	—	—	(7,768)	(7,768)

Balance - December 31, 2011	5,087,500	5,088	176,933	(30,211)	151,810

Net Loss for the Period	—	—	—	(8,097)	(8,097)

Balance - December 31, 2012	5,087,500	$5,088	$176,933	$(38,308)	$143,713

The accompanying notes are an integral part of these financial statements.

F-3

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,

AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2012	2011	December 31, 2012

Revenues	$—	$—	$—

Expenses
General and Administrative	6,347	6,018	31,793
Interest	—	—	15

Total Expenses	6,347	6,018	31,808

Net Loss for the Period Before Taxes	(6,347)	(6,018)	(31,808)

Franchise Tax	1,750	1,750	6,500

Net Loss for the Period After Taxes	(8,097)	(7,768)	(38,308)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,067,926

The accompanying notes are an integral part of these financial statements.

F-4

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

STATEMENTS OF CASH FLOWS FORTH YEAR ENDED DECEMBER 31, 2012 AND 2011,

AND FOR THE PERIOD FROM DATE OF INCEPTION (APRIL 16, 2007) THROUGH DECEMBER 31, 2012

			Period From
			Date of Inception
	For the Years Ended		(April 16, 2007)
	December 31,		Through
	2012	2011	December 31, 2012

Cash Flows from Operating Activities

Net Loss	$(8,097)	$(7,768)	$(38,308)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(4,708)	6,224	3,060

Net Cash Flows from Operating Activities	(12,805)	(1,544)	(28,227)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	12,805	1,544	28,227

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

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

 Note D - Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $38,308 at December 31, 2012.

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

Management’s Report on Internal Control over Financial Reporting

The management of AFH Holding IV, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These internal controls include policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	Provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	Provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that would have a material impact on financial statements will be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm because we are a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2012:

Name	Age	Position
Amir F. Heshmatpour	46	President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial/Accounting Officer)

The Registrant’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Business Experience

The following is a brief account of the education and business experience of the current director and executive officer during at least the past five years, indicating the person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Amir Farrokh Heshmatpour has served as the Company’s President, Secretary and director since inception. Mr. Heshmatpour has been the Managing Director of AFH Holding and Advisory LLC from July 2003 to the present. Prior to that, he took some time off. From 1996 through January 2002, Mr. Heshmatpour served as Chairman and Chief Executive Officer of Metrophone Telecommunications, Inc. Mr. Heshmatpour has a background in venture capital, mergers and acquisitions, investing and corporate finance. Mr. Heshmatpour was the recipient of the Businessman of the Year award in 2003 at the National Republican Congressional Committee. From September 2007 until January 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition III, Inc. which completed a merger with Targeted Medical Pharma, Inc. in January 2011. From September 2007 until April 2011, Mr. Heshmatpour served as President, Secretary, CFO and director of AFH Acquisition IV, Inc. which completed a merger with Emmaus Medical, Inc in April 2011. Mr. Heshmatpour continues to serve as a director and the corporation changed its name to Emmaus Life Sciences, Inc. Mr. Heshmatpour currently serves as sole officer and director of AFH Acquisition V, Inc., AFH Acquisition VI, Inc., and AFH Acquisition VII, Inc., AFH Acquisition VIII, Inc, AFH Acquisition IX, Inc., AFH Acquisition, X, Inc., and AFH Acquisition XI, Inc., all of which are publicly reporting, non-trading, blank check shell companies. Since October 10, 2007 Mr. Heshmatpour has served as President, Secretary and a member of the board of directors of AFH Holding I, Inc. and AFH Holding II, Inc. Since inception, Mr. Heshmatpour has served as President, Secretary and sole director of AFH Holding III, Inc., AFH Holding V, Inc., AFH Holding VI, Inc. and AFH Holding VII, Inc. Mr. Heshmatpour attended Pennsylvania State University from 1985 to 1988, and in 2010 he completed the UCLA Anderson Director Education & Certification Program.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Registrant’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2012, and written representations that no other reports were required, the Company believed that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year or prior fiscal years.

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

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period April 16, 2007 (inception) to December 31, 2012, no director expenses were incurred.

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

Name and Address	Common Stock Amount Beneficially Owned	Percentage of Class (1)
Amir F. Heshmatpour (2) 9595 Wilshire Boulevard, Suite 700 Beverly Hills, California 90212 (President and Director)	5,000,000	98.3%

All Officers and Directors as a Group (1 Person)	5,000,000	98.3%

(1)	Based on 5,087,500 shares of Common Stock issued and outstanding as of the date of filing this Form 10-K. Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding.

(2)	Represents shares of the Registrant’s common stock owned by AFH Holding and Advisory, LLC located at 9595 Wilshire Boulevard, Suite 700, Beverly Hills, California 90212. As Managing Member of AFH Advisory, Mr. Heshmatpour is deemed to be the beneficial owner of these shares of the Registrant’s common stock.

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

Year	Amount
2012	$2,500
2011	$2,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2012	$0
2011	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

Year	Amount
2012	$0
2011	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2012	$0
2011	$0

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of AFH Holding IV, Inc. are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2012 and 2011

Statements of Changes in Stockholder’s Equity for the Period from Date of Inception (April 16, 2007) through December 31, 2012

Statements of Operations for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011, and for the Period from Date of Inception (April 16, 2007) through December 31, 2012

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on April 16, 2007 (1)
3.2	By-Laws (1)
31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed Herewith

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 5, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFH Holding IV, Inc.

Dated: April 2, 2013	By:	/s/ Amir F. Heshmatpour
Amir F. Heshmatpour President, Secretary and Sole Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amir F. Heshmatpour	President, Secretary and Sole Director	April 2, 2013
Amir F. Heshmatpour	(Principal Executive Officer) (Principal Financial/Accounting Officer)

