Form 10-Q
period 2013-03-31
AFH Holding IV, Inc.
filed 2013-05-20
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

[X] Yes [  ] No

As of May 20, 2013, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
MARCH 31, 2013

3

AFH HOLDING IV, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at March 31, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through March 31, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through March 31, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through March 31, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements	F-5 – F-8

4

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS
Deferred Expense - Related Party	$175,000	$175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$4,680	$3,060
Due to Parent	30,027	28,227

Total Liabilities	34,707	31,287

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(41,728)	(38,308)

Total Stockholders’ Equity	140,293	143,713

Total Liabilities and Stockholders’ Equity	$175,000	$175,000

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM

DATE OF INCEPTION (APRIL 16, 2007) THROUGH MARCH 31, 2013 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss	—	—	—	(5,456)	(5,456)

Balance - December 31, 2010	5,087,500	5,088	176,933	(22,443)	159,578

Net Loss	—	—	—	(7,768)	(7,768)

Balance - December 31, 2011	5,087,500	5,088	176,933	(30,211)	151,810

Net Loss	—	—	—	(8,097)	(8,097)

Balance - December 31, 2012	5,087,500	5,088	176,933	(38,308)	143,713

Net Loss	—	—	—	(3,420)	(3,420)

Balance - March 31, 2013	5,087,500	$5,088	$176,933	$(41,728)	$140,293

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2013	2012	March 31, 2013

Revenues	$—	$—	$—

Expenses
General and Administrative	1,670	2,405	33,463
Interest	—	—	15

Total Expenses	1,670	2,405	33,478

Net Loss for the Period Before Taxes	(1,670)	(2,405)	(33,478)

Franchise Tax	1,750	1,750	8,250

Net Loss for the Period After Taxes	(3,420)	(4,155)	(41,728)

Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,064,943

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Three Months Ended		(April 16, 2007)
	March 31,		Through
	2013	2012	March 31, 2013

Cash Flows from Operating Activities

Net Loss	$(3,420)	$(4,155)	$(41,728)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	1,620	(3,613)	4,680

Net Cash Flows from Operating Activities	(1,800)	(7,768)	(30,027)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	1,800	7,768	30,027

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent for Deferred Expenses	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Franchise Tax	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING IV, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The condensed financial statements of AFH Holding IV, Inc., (the “Company”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of December 31, 2012 was derived from the audited financial statements included in Form 10-K. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, and other reports filed with the SEC.

The accompanying unaudited condensed interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $41,728 at March 31, 2013.

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

Note F -	Stock and Deferred Expense - Related Party

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

- continued -

AFH HOLDING IV, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note F -	Stock and Deferred Expense - Related Party

The Company is offering a minimum of 70 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $5,000 (the “Minimum Offering”) and a maximum of 140 Units (the “Maximum Offering”). The offering period during which the Company will accept subscriptions to purchase Shares (the “Offering Period”) commenced on April 14, 2008 and will continue until the earliest of: (i) the sale of the Minimum Offering; (ii) 60 days from April 14, 2008 (subject to extension by the Company for an additional 60 days with no notice to stockholders); and (iii) the termination of the Offering Period by the Company. The total amount of shares sold in the offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company’s parent for expenses in conjunction with a merger or target acquisition.

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

Plan of Operation

The Registrant will attempt to locate and negotiate with a business entity for the combination of that target company with the Registrant. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Registrant will be successful in locating or negotiating with any target company.

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

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2013, they expressed their doubt as to the Registrant’s ability to continue as a going concern. The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At March 31, 2013, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended March 31, 2013 of $41,728. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At March 31, 2013 and December 31, 2012, the Company had no cash and no other assets other than deferred expenses - related party.

Liabilities

The Company’s total current liabilities at March 31, 2013 and December 31, 2012 were $34,707 and $31,287, respectively, comprised of Due to Parent and accrued expenses. The increase in liabilities was due to printing and franchise taxes.

Stockholders’ Deficit

At March 31, 2013, the Company had a stockholders’ deficit of $41,728 compared to $38,308 at December 31, 2012. The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended March 31, 2013 and 2012, the Company had a net loss of $3,420 and $4,155, respectively. From April 16, 2007 (Inception) to March 31, 2013, the Company had a net loss of $41,728.

Expenses

For the three months ended March 31, 2013, the Company had expenses of $3,420, compared to $4,155 for the three month period ended March 31, 2012. The decrease was due to the Company’s new printer fees. For the period from April 16, 2007 (Inception) to March 31, 2013, the Registrant had accumulated deficit of $41,728. This deficit was due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement as well as franchise taxes.

Liquidity and Capital Resources

As of March 31, 2013 and 2012, the Registrant had cash on hand of $0 and total assets equal to $175,000. Such assets consist of monies held by the Registrant’s parent company for deferred expenses, AFH Holding & Advisory, LLC, and are the net proceeds of the sale of the Registrant’s shares of common stock in a Private Placement Offering which commenced in April 2008 and which is discussed below. The Registrant’s current liabilities as of March 31, 2013 totaled $34,707, which comprised of $4,860 in accrued expenses and $29,847 due to AFH Holding & Advisory, LLC, the majority owner of the Registrant, under a loan. The loan does not have any repayment terms. In their report for the fiscal year ended December 31, 2012, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern.

In April 2008, the Company commenced a private placement (the “Offering”) of up to 350,000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per Share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000. These funds are held by the Company’s parent for these deferred expenses.

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

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

	For the Three Months Ended		For the Period April 16, 2007 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Net Cash Used in Operating Activities	$(1,800)	$(7,768)	$(30,027)
Net Cash Provided by Investing Activities	—	—	—
Net Cash Provided by Financing Activities	1,800	7,768	30,027
Net Effect on Cash	$—	$—	$—

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed  herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: May 20, 2013

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

