Form 10-Q
period 2013-06-30
AFH Holding IV, Inc.
filed 2013-08-14
CIK 1406979

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: As of August 14, 2013, there were 5,087,500 shares of common stock, par value $0.001 per share, of the Registrant issued and outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AFH HOLDING IV, INC.

(A DEVELOPMENT STAGE COMPANY)

(A DELAWARE CORPORATION)

Beverly Hills, CA

FINANCIAL REPORTS
AT
JUNE 30, 2013

3

AFH HOLDING IV, INC.

(A Development Stage Company)

(A DELAWARE Corporation)

Beverly Hills, CA

TABLE OF CONTENTS

Condensed Balance Sheets at June 30, 2013 and December 31, 2012 (Unaudited)	F-1

Condensed Statement of Changes in Stockholders’ Equity for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended June 30, 2013 and 2012 and for the Period from Date of Inception (April 16, 2007) through June 30, 2013 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5

4

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS
Deferred Expense - Related Party	$—	$175,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accrued Expenses	$2,189	$3,060
Due to Parent	33,707	28,227

Total Liabilities	35,896	31,287

Stockholders’ Equity
Preferred Stock: $.001 Par; 20,000,000 Shares Authorized, -0- Issued and Outstanding	—	—
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 5,087,500 Issued and Outstanding	5,088	5,088
Additional Paid-In-Capital	176,933	176,933
Deficit Accumulated During Development Stage	(217,917)	(38,308)

Total Stockholders’ Equity	(35,896)	143,713

Total Liabilities and Stockholders’ Equity	$—	$175,000

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM
DATE OF INCEPTION (APRIL 16, 2007) THROUGH JUNE 30, 2011 (UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number		Paid-In	Development	Stockholders’
	of Shares	Value	Capital	Stage	Equity

Balance - April 16, 2007	—	$—	$—	$—	$—

Common Stock Issued in Lieu of Services	5,000,000	5,000	—	—	5,000

Contributed Capital for Services	—	—	2,021	—	2,021

Net Loss	—	—	—	(7,021)	(7,021)

Balance - December 31, 2007	5,000,000	5,000	2,021	(7,021)	—

Common Stock Issued for Cash	87,500	88	174,912	—	175,000

Net Loss	—	—	—	(3,550)	(3,550)

Balance - December 31, 2008	5,087,500	5,088	176,933	(10,571)	171,450

Net Loss	—	—	—	(6,416)	(6,416)

Balance - December 31, 2009	5,087,500	5,088	176,933	(16,987)	165,034

Net Loss	—	—	—	(5,456)	(5,456)

Balance - December 31, 2010	5,087,500	5,088	176,933	(22,443)	159,578

Net Loss	—	—	—	(7,768)	(7,768)

Balance - December 31, 2011	5,087,500	5,088	176,933	(30,211)	151,810

Net Loss	—	—	—	(8,097)	(8,097)

Balance - December 31, 2012	5,087,500	5,088	176,933	(38,308)	143,713

Net Loss	—	—	—	(179,609)	(179,609)

Balance - June 30, 2013	5,087,500	$5,088	$176,933	$(217,917)	$(35,896)

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period From
					Date of Inception
	For the Six Months Ended		For the Three Months Ended		(April 16, 2007)
	June 30,		June 30,		Through
	2013	2012	2013	2012	June 30, 2013

Revenues	$—	$—	$—	$—	$—

Expenses
Transaction Expenses	175,000	—	175,000	—	175,000
General and Administrative	2,859	4,227	1,189	1,822	34,652
Interest	—	—	—	—	15

Total Expenses	$177,859	$4,227	$176,189	$1,822	$209,667

Net Loss for the Period Before Taxes	(177,859)	(4,227)	(176,189)	(1,822)	(209,667)

Franchise Tax	1,750	1,750	—	—	8,250

Net Loss for the Period After Taxes	(179,609)	(5,977)	(176,189)	(1,822)	(217,917)

Loss per Share - Basic and Diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)	$(0.04)

Weighted Average Common Shares Outstanding	5,087,500	5,087,500	5,087,500	5,087,500	5,069,489

The accompanying notes are an integral part of these condensed financial statements.

AFH HOLDING IV, INC.
(A DEVELOPMENT STAGE COMPANY)
(A DELAWARE CORPORATION)
Beverly Hills, CA

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Period From
			Date of Inception
	For the Six Months Ended		(April 16, 2007)
	June 30,		Through
	2013	2012	June 30, 2013

Cash Flows from Operating Activities

Net Loss	$(179,609)	$(5,977)	$(217,917)

Non Cash Adjustments:
Common Stock Issued in Lieu of Services	—	—	5,000
Contributed Capital for Services	—	—	2,021

Changes in Assets and Liabilities:
Accrued Expenses	(871)	(1,791)	2,189

Net Cash Flows from Operating Activities	(180,480)	(7,768)	(208,707)

Net Cash Flows from Investing Activities	—	—	—

Cash Flows from Financing Activities
Cash Advance by Parent	180,480	7,768	208,707

Net Change in Cash and Cash Equivalents	—	—	—

Cash and Cash Equivalents - Beginning of Period	—	—	—

Cash and Cash Equivalents - End of Period	$—	$—	$—

SUPPLEMENTAL NON-CASH DISCLOSURES
Common Stock Proceeds Held by Parent	$—	$—	$175,000

Cash Paid During the Period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations. As a result, there is an accumulated deficit of $217,917 at June 30, 2013.

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

The Company is offering a minimum of 70 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $5,000 (the “Minimum Offering”) and a maximum of 140 Units (the “Maximum Offering”). The offering period during which the Company will accept subscriptions to purchase Shares (the “Offering Period”) commenced on April 14, 2008 and will continue until the earliest of: (i) the sale of the Minimum Offering; (ii) 60 days from April 14, 2008 (subject to extension by the Company for an additional 60 days with no notice to stockholders); and (iii) the termination of the Offering Period by the Company. The total amount of shares sold in the offering was 87,500 with gross proceeds of $175,000. These funds were held by the Company’s parent for expenses in conjunction with a merger or target acquisition. The amount held by parent under the caption “Deferred Expenses-Related party” have been expensed during the period as there is no assurance as to if and when the funds will be expended in a future transaction for the parents time, legal and accounting fees. Any future transactions, acquisitions, or mergers will need more capital with a new PPM or lending through the parent to complete a transaction.

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

GOING CONCERN

In our accountant’s report for the fiscal year ended December 31, 2012, they expressed their doubt as to the Registrant’s ability to continue as a going concern. The financial statements included in this Annual Report have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

At June 30, 2013, the Registrant had $0 cash on hand. The Registrant has had no revenue and has incurred an accumulated deficit from April 16, 2007 (inception) through the period ended June 30, 2013 of $217,917. The Registrant’s development activities since inception have been financially sustained through equity financings and a loan from AFH Holding & Advisory, LLC, the Registrant’s parent company and of which the Registrant’s officer and director, Amir F. Heshmatpour, is the Management Member.

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

Assets

At June 30, 2013 and December 31, 2012, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at June 30, 2013 and December 31, 2012 were $35,896 and $31,287, respectively, comprised of accrued expenses and due to parent. The increase in liabilities was due to accounting fees.

Deficit Accumulated During Development Stage

At June 30, 2013, the Company had a stockholders’ deficit of $217,917 compared to $38,308 at December 31, 2012. The increase was due to increased liabilities and a net operating loss since inception.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended June 30, 2013 and 2012, the Company had a net loss of $176,189 and $1,822, respectively. For the six month periods ended June 30, 2013 and 2012, the Company had a net loss of $179,609 and $5,977, respectively. From April 16, 2007 (Inception) to June 30, 2013, the Company had a net loss of $217,917.

Expenses

For the three months ended June 30, 2013, the Company had expenses of $176,189, compared to $1,822 for the three month period ended June 30, 2012. For the six months ended June 30, 2013, the Company had expenses of $179,609, compared to $5,977 for the six month period ended June 30, 2012. This increase was primarily due to transaction expenses in relation to a potential merger. For the period from April 16, 2007 (Inception) to June 30, 2013, the Registrant had operating expenses of $217,917. These expenses were due to accounting, audit and SEC filing fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on October 5, 2007 and annual and quarterly reports filed since the effectiveness of such registration statement and transaction expenses in relation to a potential merger.

Liquidity and Capital Resources

As of June 30, 2013 and 2012, the Registrant had cash on hand of $0 and total assets equal to $0, compared to $175,000 of assets as of June 30, 2012. The Registrant’s current liabilities as of June 30, 2013 totaled $35,896, comprised Accrued Expenses of $2,189 and $33,707 owed AFH Holding & Advisory, LLC, the majority owner of the Registrant. The loan does not have any repayment terms. In their report for the fiscal year ended December 31, 2012, the Registrant’s principal accountants expressed their doubt as to our ability to continue as a going concern. In April 2008, the Company commenced a private placement (the “Offering”) of up to 350,000 shares (the “Shares”) of Common Stock at a purchase price of $2.00 per Share on a “best efforts” basis with expected gross proceeds of up to $700,000 to “accredited investors” (as defined in Rule 501 promulgated under Regulation D under the Securities Act of 1933, amended (the “Securities Act”)) pursuant to Rule 506 of Regulation D under the Securities Act. The total amount of Shares sold in the Offering was 87,500 with gross proceeds of $175,000.

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

The following is a summary of the Company’s cash flows from operating, investing, and financing activities:

	For the Six Months Ended		For the Period April 16, 2007 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
Net Cash Used in Operating Activities	$(180,480)	$(7,768)	$(208,707)
Net Cash Provided by Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$180,480	$7,768	$208,707
Net Effect on Cash	$—	$—	$—

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

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as we have losses for the six months ended June 30, 2013 totaling $179,609 as well as an accumulated deficit since inception amounting to $217,917 and negative working capital of $217,917.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls.

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification by Amir F. Heshmatpour, the Principal Executive Officer and Principal Financial and Accounting Officer of AFH Holding III, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: August 14, 2013

AFH HOLDING IV, INC.
(Registrant)

/s/ Amir F. Heshmatpour
Amir F. Heshmatpour
President, Secretary and Sole Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

